Form 10-K
period 2016-12-31
Morgan Stanley Capital I Trust 2016-UBS11
filed 2017-03-31
CIK 1678740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-206582-03

Central Index Key Number of the issuing entity:0001678740

Morgan Stanley Capital I Trust 2016-UBS11

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541886

UBS Real Estate Securities Inc.

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001542256

Natixis Real Estate Capital LLC

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact names of the sponsors as specified in their charters)

New York
38‑4006892
(State or other jurisdiction of incorporation or organization)	38‑4006893
38‑7145167
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2016-UBS11 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•         the Vertex Pharmaceuticals HQ mortgage loan, which is serviced pursuant to the WFCM 2016-BNK1 pooling and servicing agreement attached hereto as Exhibit 4.2; and

•         the Sixty Soho mortgage loan, which was serviced pursuant to the MSC 2016-UBS11 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 8/25/2016 to 10/12/2016) and, following the securitization of the related control note, the  the WFCM 2016-NXS6 pooling and servicing agreement attached hereto as Exhibit 4.3 (from 10/13/2016 to 12/31/2016).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•         The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•         The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•         The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement. Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•          The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•         Rialto Capital Advisors, LLC is the special servicer under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan is serviced. Because Rialto Capital Advisors, LLC is not the MSC 2016-UBS11 special servicer, is not affiliated with any sponsor and services only the Vertex Pharmaceuticals HQ mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as WFCM 2016-BNK1 special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer under the WFCM 2016 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Vertex Pharmaceuticals HQ mortgage loan for the reporting period.

•         Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Sixty Soho mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated August 25, 2016, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

 On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i)  Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “Minnesota Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM as compensation in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the “Stuyvesant Town Property”) securing loans held by those trusts. CWCAM was the special servicer of the Stuyvesant Town Property. The petition requests the Minnesota Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Minnesota Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. The action has been removed to federal court in Minnesota (the “Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to New York, a motion to remand to the state court in New York and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. There can be no assurances as to the outcome of the motions or the proceeding or the possible impact on CWCAM. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street property in Boston, Massachusetts (the “One Congress Street Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the One Congress Street Loan (the “Modification”), (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the One Congress Street Loan and (d) other things. On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (the “OCS Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint. On June 14, 2016, RAIT Preferred Funding filed a memorandum of law in opposition to the OCS Motion to Dismiss (the “OCS Opposition”) stating that the claims in the RAIT Complaint were properly stated. On June 30, 2016, CWCAM filed a reply (the “OCS Reply”) in support of the OCS Motion to Dismiss and in response to the OCS Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law. On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential settlement agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017. Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice. If the term is not satisfied, RAIT Preferred Funding will contact the RAIT Court to re-set oral argument on the OCS Motion to Dismiss and other deadlines. The parties may jointly seek to extend the Litigation Stay, subject to RAIT Court approval. CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and disputes RAIT Preferred Funding’s allegations and, should the matter not be resolved via this 2016 Settlement, it intends to vigorously contest such allegations.

On January 24, 2016, PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000—such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss, and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order.  On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement.  CWCAM intends to vigorously contest the appeal.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated August 25, 2016, (i) Wells Fargo Bank, National Association, the master servicer under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan is serviced, is also the master servicer under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan is serviced; (ii) CWCapital Asset Management LLC, the special servicer under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan is serviced, is also the MSC 2016-UBS11 special servicer; and (iii) Wells Fargo Bank, National Association, the custodian under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan is serviced, is also the MSC 2016-UBS11 custodian and the custodian under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the WFCM 2016-BNK1 securitization transaction, pursuant to which the Vertex Pharmaceuticals HQ Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of October 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the WFCM 2016-NXS6 securitization transaction, pursuant to which the Sixty Soho Mortgage Loan was serviced from 10/13/16 to 12/31/16 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 13, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 CWCapital Asset Management LLC, as Special Servicer
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer

33.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.9 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.7)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.9)

33.13 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.14 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.4)

33.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16) (see Exhibit 33.2)

33.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 CWCapital Asset Management LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer

34.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.9 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.7)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.9)

34.13 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.14 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.4)

34.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16) (see Exhibit 34.2)

34.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 CWCapital Asset Management LLC, as Special Servicer
35.5 KeyBank National Association, as Primary Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

35.8 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

35.9 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

35.10 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and Natixis Capital Real Estate LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of July 28, 2016, KeyBank National Association, as Initial Note A-1 Holder and KeyBank National Association, as Initial Note A-2 Holder, relating to the SSTII Self Storage Portfolio loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of August 25, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder and Initial Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-3 Holder, relating to the 132 West 27th Street loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of July 19, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, and Natixis Real Estate Capital LLC, as Note A-6 Holder, relating to the Plaza Mexico – Los Angeles loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of August 25, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder, relating to the Sixty Soho loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of July 15, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder, Citigroup Global Markets Realty Corp., as Initial Note A 6-1 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-6-2 Holder and Citigroup Global Markets Realty Corp., as Initial Note A-7 Holder, relating to the Vertex Pharmaceuticals HQ loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.10) Primary Servicing Agreement, dated as of August 1, 2016, between Midland Loan Services, a division of PNC Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok,

President

(senior officer in charge of securitization of the depositor)

Date: March 31, 2017

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the WFCM 2016-BNK1 securitization transaction, pursuant to which the Vertex Pharmaceuticals HQ Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of October 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the WFCM 2016-NXS6 securitization transaction, pursuant to which the Sixty Soho Mortgage Loan was serviced from 10/13/16 to 12/31/16 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 13, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 CWCapital Asset Management LLC, as Special Servicer
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer

33.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.9 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.7)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.9)

33.13 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

33.14 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.4)

33.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16) (see Exhibit 33.2)

33.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 CWCapital Asset Management LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer

34.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.9 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.7)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.9)

34.13 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

34.14 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.4)

34.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16) (see Exhibit 34.2)

34.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 CWCapital Asset Management LLC, as Special Servicer
35.5 KeyBank National Association, as Primary Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

35.8 CWCapital Asset Management LLC, as Special Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

35.9 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 8/25/16 to 12/31/16)

35.10 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced: Sixty Soho (from 10/13/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and Natixis Capital Real Estate LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of July 28, 2016, KeyBank National Association, as Initial Note A-1 Holder and KeyBank National Association, as Initial Note A-2 Holder, relating to the SSTII Self Storage Portfolio loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of August 25, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder and Initial Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-3 Holder, relating to the 132 West 27th Street loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of July 19, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, and Natixis Real Estate Capital LLC, as Note A-6 Holder, relating to the Plaza Mexico – Los Angeles loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of August 25, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder, relating to the Sixty Soho loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of July 15, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder, Citigroup Global Markets Realty Corp., as Initial Note A 6-1 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-6-2 Holder and Citigroup Global Markets Realty Corp., as Initial Note A-7 Holder, relating to the Vertex Pharmaceuticals HQ loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).

(99.10) Primary Servicing Agreement, dated as of August 1, 2016, between Midland Loan Services, a division of PNC Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on August 25, 2016 under SEC File No. 333-206582-03 and incorporated by reference herein).