Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2016-UBS11
filed 2026-03-25
CIK 1678740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

EXPLANATORY NOTES

The MSC 2016-UBS11 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•         the Vertex Pharmaceuticals HQ mortgage loan, which is serviced pursuant to the WFCM 2016-BNK1 pooling and servicing agreement attached hereto as Exhibit 4.2; and

•         the Sixty Soho mortgage loan, which was serviced pursuant to the WFCM 2016-NXS6 pooling and servicing agreement attached hereto as Exhibit 4.3, until December 2025 when such mortgage loan was repaid.

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

•        Argentic Services Company LP is the current special servicer under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan was serviced.  On September 4, 2025, CWCapital Asset Management LLC was replaced as special servicer under the WFCM 2016-NXS6 pooling and servicing agreement and was succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the MSC 2016-UBS11 special servicer, is not affiliated with any sponsor and serviced only the Sixty Soho mortgage loan, which constitutes less than 5% of the mortgage pool,  Argentic Services Company LP, as WFCM 2016-NXS6 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. Because CWCapital Asset Management LLC is not the MSC 2016-UBS11 special servicer, is not affiliated with any sponsor and serviced only the Sixty Soho mortgage loan, which constitutes less than 5% of the mortgage pool,  CWCapital Asset Management LLC, as WFCM 2016-NXS6 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•         Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-NXS6 pooling and servicing agreement, pursuant to which the Sixty Soho mortgage loan was serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Sixty Soho mortgage loan for the reporting period.

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

•         Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the and servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated August 25, 2016.   In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.3) Pooling and Servicing Agreement, dated as of October 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the WFCM 2016-NXS6 securitization transaction, pursuant to which the Sixty Soho Mortgage Loan was serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on February 13, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

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

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Greystone Servicing Company LLC, as Special Servicer

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    KeyBank National Association, as Primary Servicer

33.9    Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25)

33.12 Trimont LLC, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 3/1/25 to the date of repayment) (see exhibit 33.9)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to 2/28/25) (see exhibit 33.10)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 33.11)

33.15 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25)

33.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.17 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 33.3)

33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Greystone Servicing Company LLC, as Special Servicer

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    KeyBank National Association, as Primary Servicer

34.9    Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25)

34.12 Trimont LLC, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 3/1/25 to the date of repayment) (see exhibit 34.9)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to 2/28/25) (see exhibit 34.10)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 34.11)

34.15 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25)

34.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.17 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 34.3)

34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Greystone Servicing Company LLC, as Special Servicer

35.7    KeyBank National Association, as Primary Servicer

35.8    Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25)

35.10 Trimont LLC, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 3/1/25 to the date of repayment) (see exhibit 35.8)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to 2/28/25) (see exhibit 35.9)

35.12 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25)

35.13 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-NXS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Sixty Soho (from 1/1/25 to the date of repayment) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated August 12, 2016, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-03 and incorporated by reference herein).

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

Date:  March 25, 2026